Form 10-K
period 2007-12-31
Morgan Stanley Capital I Trust 2007-HQ11
filed 2008-03-28
CIK 1388783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130684-25

Morgan Stanley Capital I Trust 2007-HQ11
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-130684

Morgan Stanley Capital I Inc.
(Exact name of depositor as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
(Exact name of sponsor as specified in its charter)

LaSalle Bank National Association
(Exact name of sponsor as specified in its charter)

Principal Commercial Funding II, LLC
(Exact name of sponsor as specified in its charter)

New York	36-4604977 36-4604976 36-4604975 20-8621330 20-8620502 20-8621435
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

1585 Broadway
New York, New York 10036
(Address, including zip code, of principal executive offices of issuing entity)

(212) 761-4000
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.*

☐ Yes	☒ No

* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007.  The issuing entity has filed a Form 15.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

☒ Yes	☐ No

* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007.  The issuing entity has filed a Form 15.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13, Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors, Financial Information.
None.

Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement Provider Financial Information.
Morgan Stanley Capital Services Inc. provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424(b)(5) Prospectus filed on February 26, 2007. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.

Item 1117 of Regulation AB, Legal Proceedings
In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC (“the Company”) has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations:  The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania.  The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. (“ABFS”).  The complaint alleges, inter alia, that the Company, certain of the Company’s affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS.  The complaint seeks damages in excess of $750 million.  The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company’s motion to compel arbitration in Bauer, et al., v. Dean Morris, et al.  On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services’s motion to compel arbitration in Patterson, et al., v. Dean Morris, et al.  At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577.  The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company’s subsidiary, Saxon Mortgage, Inc. (“Saxon Mortgage”) engaged in unlawful practices in originating and servicing the plaintiffs’ loans.  During the second quarter of 2006, the court granted the Saxon Mortgage’s motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540.  The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants.  Saxon Mortgage Services services two loans for putative class members.  Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in the 424(b)(5) Prospectus filed on February 27, 2007.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Wachovia Bank National Association’s (“Wachovia” or the “Company”) Management Assessment (the “Assessment”) attached as an exhibit to this report on Form 10-K describes the following material instances of noncompliance related to cash collection and administration:

“With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank account within the timeframe as specified in the transaction agreement.  Those payments were deposited into the appropriate custodial bank accounts after those timeframes.  Management does not believe that this failure to follow the transaction agreements result in any loss of control over trust assets or in any impact to investors.  The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

With respect to servicing criterion 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel’s approval limits.  Management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors.  The Company implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.”

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Morgan Stanley Capital I Inc., as Depositor, Capmark Finance, Inc., as Master Servicer,  J.E. Robert Company, Inc., Wells Fargo Bank, N.A., as Trustee and Custodian, and LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

4.2
Schedules I, II and III to the Pooling and Servicing Agreement, dated as of February 1, 2007, by and between Company, Capmark Finance Inc., as master servicer, J.E. Robert Company, Inc., as special servicer, Wells Fargo Bank, National Association, as trustee, and LaSalle Bank National Association, as paying agent.  (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K/A filed on July 16, 2007 (Commission File Number 333-130684-25) and incorporated by reference).

31	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, as Special Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian for the 485 Lexington Avenue Loan Group
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as Servicing Function Participant
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.
33(j)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC as Special Servicer with respect to the 485 Lexington Avenue Loan Group.
33(k)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc. as Servicing Function Participant for Wachovia Bank, National Association.

33(l)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc. as Servicing Function Participant for Wachovia Bank, National Association.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, as Special Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian for the 485 Lexington Avenue Loan Group
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as Servicing Function Participant
34(i)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.

34(j)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC as Special Servicer with respect to the 485 Lexington Avenue Loan Group.

34(k)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc. as Servicing Function Participant for Wachovia Bank, National Association.

34(l)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc. as Servicing Function Participant for Wachovia Bank, National Association

35(a)	Servicer compliance statement, Capmark Finance Inc., as Master Servicer
35(b)	Servicer compliance statement, Capmark Finance Inc., as Primary Servicer
35(c)	Servicer compliance statement, J.E. Robert Company, as Special Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
35(e)	Servicer compliance statement, Principal Global Investors, LLC, as Servicing Function Participant,
35(f)	Servicer compliance statement, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.
99.1
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Inc., as Seller. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.2
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and LaSalle Bank National Association., as Seller. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.3
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and Principal Commercial Funding II, LLC, as Seller. (Filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.4
ISDA Master Agreement, dated as of February 1, 2007, between LaSalle Bank National Association, as paying agent (solely in its representative capacity as paying agent on behalf of the Morgan Stanley Capital I Trust 2007-HQ11) and Morgan Stanley Capital Services Inc.  (Filed as Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference).

99.5
Primary Servicing Agreement, dated as of February 1, 2007, between Capmark Finance Inc., as master servicer and Principal Global Investors, LLC, as primary servicer.  (Filed as Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference).

(b)  The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)  Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY CAPITAL I INC.

March 28, 2008	/s/ Warren Friend
By: Warren Friend
Title: Vice President
(Senior Officer in Charge of Securitization of the Depositor)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Morgan Stanley Capital I Inc., as Depositor, Capmark Finance, Inc., as Master Servicer,  J.E. Robert Company, Inc., Wells Fargo Bank, N.A., as Trustee and Custodian, and LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent. (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

4.2
Schedules I, II and III to the Pooling and Servicing Agreement, dated as of February 1, 2007, by and between Company, Capmark Finance Inc., as master servicer, J.E. Robert Company, Inc., as special servicer, Wells Fargo Bank, National Association, as trustee, and LaSalle Bank National Association, as paying agent.  (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K/A filed on July 16, 2007 (Commission File Number 333-130684-25) and incorporated by reference).

31	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, as Special Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian for the 485 Lexington Avenue Loan Group
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as Servicing Function Participant
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.
33(j)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC as Special Servicer with respect to the 485 Lexington Avenue Loan Group.
33(k)
Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc. as Servicing Function Participant for Wachovia Bank, National Association.

33(l)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc. as Servicing Function Participant for Wachovia Bank, National Association.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Primary Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, as Special Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Trustee
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian for the 485 Lexington Avenue Loan Group
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as Servicing Function Participant
34(i)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.

34(j)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC as Special Servicer with respect to the 485 Lexington Avenue Loan Group.

34(k)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc. as Servicing Function Participant for Wachovia Bank, National Association.

34(l)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc. as Servicing Function Participant for Wachovia Bank, National Association

35(a)	Servicer compliance statement, Capmark Finance Inc., as Master Servicer
35(b)	Servicer compliance statement, Capmark Finance Inc., as Primary Servicer
35(c)	Servicer compliance statement, J.E. Robert Company, as Special Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Paying Agent, Certificate Registrar and Authenticating Agent
35(e)	Servicer compliance statement, Principal Global Investors, LLC, as Servicing Function Participant,
35(f)	Servicer compliance statement, Wachovia Bank, National Association as Master Servicer with respect to the 485 Lexington Avenue Loan Group.
99.1
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Inc., as Seller. (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.2
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and LaSalle Bank National Association., as Seller. (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.3
Mortgage Loan Purchase Agreement, dated as of February 15, 2007, between the Morgan Stanley Capital I Inc., as Purchaser, and Principal Commercial Funding II, LLC, as Seller. (Filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference)

99.4
ISDA Master Agreement, dated as of February 1, 2007, between LaSalle Bank National Association, as paying agent (solely in its representative capacity as paying agent on behalf of the Morgan Stanley Capital I Trust 2007-HQ11) and Morgan Stanley Capital Services Inc.  (Filed as Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference).

99.5
Primary Servicing Agreement, dated as of February 1, 2007, between Capmark Finance Inc., as master servicer and Principal Global Investors, LLC, as primary servicer.  (Filed as Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed on March 14, 2007 (Commission File Number 333-130684-25) and incorporated by reference).